Form 10-Q
period 2017-11-30
Majulah Investment, Inc.
filed 2018-02-13
CIK 1702916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED November 30, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-218806

Majulah Investment, Inc.

(Exact name of registrant as specified in its charter)

Delaware	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

276 5th Avenue, Suite 704New York, NY	10001
(Address of principal executive offices)	(Zip Code)

N/A

(Former name if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X]Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 12, 2018: 20,000,000 shares of common stock.

Majulah Investment, Inc.

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F1

Balance Sheets (Unaudited) at November 30, 2017 and February 28, 2017		F1

Statements of Operations for the Three Months ended November 30, 2017 and November 30, 2016, the Nine Months ended November 30, 2017 and the period from August 31, 2016 (Inception) to November 30, 2016		F2

Statements of Cash Flows for the Nine Months ended November 30, 2017 and for the period from August 31, 2016 (Inception) to November 30, 2016		F3

Notes to Financial Statements (Unaudited)		F4

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4

ITEM 4	CONTROLS AND PROCEDURES	4

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	4

ITEM 1A	RISK FACTORS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	4

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	4

ITEM 4	MINE SAFETY DISCLOSURES	4

ITEM 5	OTHER INFORMATION	4

ITEM 6	EXHIBITS	5

SIGNATURES		6

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Majulah Investment, Inc.

BALANCE SHEETS

(UNAUDITED)

	November 30, 2017	February 28, 2017

ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	155,550	154,515
Loan from sole director	59,663	50,052
Total Current Liabilities	215,213	204,567
TOTAL LIABILITIES	215,213	204,567

Stockholders’ Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of November 30, 2017 and February 28, 2017)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,00,000 shares issued and outstanding as of November 30, 2017 and February 28, 2017)	2,000	2,000
Additional paid-in capital	515	515
Accumulated deficit	(217,728)	(207,082)
Total Stockholders’ Deficit	(215,213)	(204,567)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to these unaudited financial statements.

-F1-

Majulah Investment, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30, 2017	Three Months Ended November 30, 2016	Nine Months Ended November 30, 2017	Period from August 31, 2016 (Inception) to November 30, 2016
Operating expenses
General and Administrative Expenses	6,071	56,067	10,646	56,067
Total operating expenses	6,071	56,067	10,646	56,067
Net loss	$(6,071)	$(56,067)	$(10,646)	$(56,067)
Basic and Diluted Net Loss- Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding –Basic and Diluted	20,000,000	20,000,000	20,000,000	20,000,000

See accompanying notes to these unaudited financial statements.

-F2-

Majulah Investment, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30, 2017	Period from August 31, 2016 (Inception) to November 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,646)	$(56,067)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	-	515
Share based compensation	-	2,000
Changes in current assets and liabilities:

Accrued expenses	10,646	53,552
Net cash used in operating activities	-	-

Net change in cash	$-	$-
Cash at beginning of year	-	-
Cash at end of year	$-	$-

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Loan from sole director for payment of expenses on behalf of the company	$9,611	$50,052

See accompanying notes to these unaudited financial statements.

-F3-

Majulah Investment, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the period ENDED November 30, 2017

Note 1 – Organization and Description of Business

Majulah Investment, Inc., a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on August 31, 2016 with the name Majulah Investment, Inc.

The Company has elected February 28th as its fiscal year end.

The Company is an early stage Company that intends to provide property management services to retail, commercial, and residential properties in major cities and hubs globally. The Company has an initial focus on the Asian and US markets.

On October 6, 2017 the Company entered into an agreement with JLA Holdings PTE. LTD., a Peoples of Republic of China corporation, whereas the Company will manage a property owned by JLA at Block 13A Yongtaiyuan, Haidian District, Beijing, China with a GFA of 4,974.25 square meters

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements, found in Form S-1/A filed December 14, 2017. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

In the opinion of management, the unaudited interim financial statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The unaudited interim financial statements were prepared using the same accounting policies and methods as those used in the Corporation’s audited financial statements for the year ended February 28, 2017.

Note 3 – Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, negative cash flow from operating activities, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 – Related-Party Transactions

During the nine months ended November 30, 2017 and period from August 31, 2016 (inception through November 30, 2016), our sole officer and director, Mr. Ding Jie Lin, paid $9,611 and $50,052, respectively in expenses, primarily professional fees, on behalf of the Company. These payments are considered loans to the Company. They are unsecured, noninterest-bearing and are payable on demand. Total amount due as of November 30, 2017 and 2016 is $59,663 and $50,052, respectively.

At this time we utilize the home office space of our sole Officer and Director Ding Jie Lin at no cost.

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report of Majulah Investment, Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

PLAN OF OPERATION

The Company is an early stage Company that intends to provide property management services to retail, commercial, and residential properties in major cities and hubs globally. The Company has an initial focus on the Asian and US markets.

There is the possibility that in the future we may also seek to acquire a property we own and manage with our own staff.

Our activities have been limited to developing our business and financial plans. At present we have not yet begun generating any revenue.

RESULTS OF OPERATIONS

For the three months ended November 30, 2017 and November 30, 2016.

We generated $0 in revenue for the three months ended November 30, 2017 and November 30, 2016. Our operating expenses were $6,071 for the three months ended November 30, 2017 and $56,067 for the three months ended November 30, 2016. Operating expenses were solely general and administrative in nature for both periods and consisted primarily of professional and consulting fees. Operating expenses decreased for the three months ended November 30, 2017 due to a decrease in the quantity of consulting fees. Our net loss for the three month period ended November 30, 2017 was $6,071. For the three month period ended November 30, 2016 our net loss was $56,067. Our net loss decreased for the three months ended November 30, 2017 due to fewer consulting fees.

For the nine months ended November 30, 2017 and period from August 31, 2016 (Inception) to November 30, 2016.

We generated $0 in revenue for the nine months ended November 30, 2017 and period from August 31, 2016 (Inception) to November 30, 2016. Our operating expenses were $10,646 for the nine months ended November 30, 2017 and $56,067 for the comparative period. Operating expenses were solely general and administrative in nature for both periods and consisted primarily of professional and consulting fees. Operating expenses decreased for the nine months ended November 30, 2017 due to a decrease in the quantity of consulting fees. Our net loss for the nine month period ended November 30, 2017 was $10,646. For the period from August 31, 2016 (Inception) to November 30, 2016 our net loss was $56,067. Our net loss decreased for the nine months ended November 30, 2017 due to fewer consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of November 30, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity. For the nine months ended November 30, 2017 we had accrued expenses in the amount of $10,646 of which $9,611 was paid by our sole officer and director and recorded as a loan payable. Similarly for the period from August 31, 2016 (Inception) to November 30, 2016, we had accrued expenses in the amount of $53,552 of which $50,052 was paid by our sole officer and director and recorded as a loan payable. Our sole office and director has no obligation to loan the Company funds and may not loan such funds in the future.

MATERIAL COMMITMENTS

We had no material commitments for capital expenditures as of November 30, 2017.

For future expenses we rely solely on our sole officer and director to fund our operations until we are able to generate sufficient revenues or other means to fund such costs. Our sole officer and director has no legal obligation to provide us funds.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our sole officer and director, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Principal Executive Officer and Principal Financial Officer, Ding Jie Lin, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended November 30, 2017 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A Risk Factors

There have been no material changes to the risk factors contained in our Form S-1 filed on December 14, 2017.

Item 2 Unregistered Sales of Equity Securities

There have been no unregistered sales of equity securities in the period covered by this report.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended November 30, 2017 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on December 14, 2017 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Majulah Investment, Inc.

Dated: February 12, 2018

By:	/s/ Ding Jie Lin
Ding Jie Lin, Chief Executive Officer (Principal Executive Officer), Director

By:	/s/ Ding Jie Lin
Ding Jie Lin, Chief Financial Officer (Principal Financial Officer), Director