Form 10-K
period 2018-02-28
Majulah Investment, Inc.
filed 2018-06-26
CIK 1702916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission file number: 333-218806

Majulah Investment, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
1180 Avenue Of The Americas, 8th Floor, New York, NY (Address of principal executive offices)	10036 (Zip Code)

Registrant’s telephone number, including area code:   +1 347-305-2121

Securities registered pursuant to Section 12(b) of the Act:   Common Stock, par value $0.0001 per share

Securities registered pursuant to Section 12(g) of the Act:   None

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]   No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 2017 was $0.00.

The number of shares outstanding of the issuer’s classes of Common Stock as of August 31, 2017 was 20,000,000.

Majulah Investment, Inc.

PART I

ITEM 1. BUSINESS

When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Majulah Investment, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K. Readers should carefully review the risk factors described in  other  documents  the Company files from time  to  time  with  the  Securities  and Exchange Commission,  including  the Quarterly Reports on Form 10-Q to be filed  by the Company subsequent to this Annual Report on Form 10-K and any Current Reports on  Form 8-K filed by the Company.

Corporate History

Majulah Investment, Inc., a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on August 31, 2016.

On August 31, 2016, Ding Jie Lin was appointed President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Director of the Company.

On August 31, 2016, the Company issued 20,000,000 shares of restricted common stock with a par value of $.0001, to Ding Jie Lin, our President, CEO and CFO. The shares were issued in exchange for developing our business plan.

During the month of May 2018, the Company sold 2,000,000 shares of common stock at $0.10 per share pursuant to the Company’s Registration Statement, deemed effective on December 27, 2017. The gross proceeds from the sale of stock totaled $200,000.

Business

The Company is an early stage Company that intends to provide property management services to retail, commercial, and residential properties in major cities and hubs globally, with an initial focus on areas in China. There is the possibility that in the future we may also seek to acquire a property we own and manage with our own staff.

Through our property management services we seek to take the burden off current property owners to upkeep and manage their own properties by doing this for them in exchange for fees. We may also seek to take a percentage of revenue generated from such properties in cases in which the property owners may be collecting rent or other income from the property.

The property management services that we intend to offer include but are not limited to:

●	Landscaping
●	Maintenance, Repairs and Remodeling
●	Cleaning; Interior and Exterior of Property
●	Period Inspections of Property
●	Marketing Services; such as for filling vacancies
●	Facilitate positive Relationships with tenants
●	Tenant Screening; selection; background checks
●	Tenant Management and Collection of Rent; Enforcement of late fees
●	Financial and Accounting Services; Management
●	Structuring Leases and Rental Agreements
●	Enforcement of lease covenants
●	Arrears Management
●	Collection and payment of Property Tax & Insurance; Payment of Bills
●	Vetting out third party service providers for services not offered by us and ensuring third party service providers fulfill their obligations agreed upon.

*It should be noted that we may decide against offering some of the above services and may also decide to offer services not listed.

We strongly believe that the services we will offer will increase the value of our potential future clients’ properties and will make us an attractive option for long term services and contracts. We also believe that we may able to secure long term contracts by effectively managing such properties in the future. We hope that by offering a premium quality of service that we may be able to position ourselves to obtain a percentage of income from revenue generating properties depending on how we negotiate the terms of our contracts and services.

Plan of Operation

Operating Plan for First Year of Operation - Outsourcing to Third Party Vendors

For the first twelve months of operation, or until the Company has generated funds sufficient to hire staff, equipment, and other assets necessary to perform business services in-house, the Company will at the outset utilize the existing relationships of its control shareholder and sold director, Mr. Ding Jie Lin, to outsource its projects to third-party vendors who will offer facilities management, leasing, maintenance and related services to the Company at a discounted market rate. The Company intends to pass these savings on to its client base, and generate profit and brand recognition therefrom. The Company intends to use paid-up capital of its securities to advance costs associated with this plan, for items including marketing and travel expenses and other operating expenses. If no such funds are obtained, the Company will seek out debt financing or other instruments to fund operations prior to profitability.

Over time, the Company intends to hire employees and offer services such as lease administration, property management and maintenance in-house. The Company anticipates becoming fully staffed for in-house operations within three years after consummation of business activities and operations. The company has provided a detailed plan below outlining its intended operations over the next four quarters:

Operations through December 31, 2018

The Company intends during this period to purchase office equipment to support daily operation, including office furniture, printer, photocopy machine, and computers. The Company estimates total cost for these items to equal approximately $20,000.00.

During this period, the Company also intends to hire employees to join the Company to enhance the Company’s operational activities. However, to manage costs, at the outset the Company will outsource most labor & services. The Company is planning to hire a finance executive to manage the financial aspect of the company including budgeting and cost planning. The cost will budget an expected $4,000 per month. If future revenue or Company funds are insufficient to cover the expense, Mr. Lin has informally agreed to pay the expense as a loan to the Company. We will also begin to develop a website that is estimated to cost $5,000.

The Company led by our director and CEO Mr. Ding Jie Lin, will start to engage clients through Mr. Lin’s network to generate operating capital. To secure target clientele, the Company will implement its marketing strategy, which shall include dedicated website with search engine optimization, print & media advertisement, organized events and participation in exhibitions throughout ASEAN community. The Company estimates a total marketing budget of approximately $3,000 USD per quarter.

Clientele

On October 6, 2017, we entered into an agreement , (“Agreement”) with JLA Holdings PTE. LTD., a Peoples of Republic of China corporation, see Exhibit 10.1 attached herein whereas we will be the Managing Agent and manage a property owned by JLA at Block 13A Yongtaiyuan, Haidian District, Beijing, China with a GFA of 4,974.25 square meters. The principal terms of the Agreement are as follows.

                                      Duties.  Without limitation, Managing Agent agrees to perform the following specific duties:

(a)                                 To seek tenants for the Managed Premises in accordance with market rents and to negotiate leases, including renewals thereof, and to lease space to tenants, at rentals, and for periods of occupancy all on market terms.  To employ appropriate means in order that the availability of rental space is made known to potential tenants, including, but not limited to, the employment of brokers.  The brokerage and legal expenses of negotiating such leases and leasing such space shall be paid by the applicable Owner.

(b)                                 To collect all rents and other income from the Managed Premises and to give receipts therefor, both on behalf of Owner, and deposit such funds in such banks and such accounts as are named, from time to time, by Owner, in agency accounts for and under the name of Owner.  Managing Agent shall be empowered to sign disbursement checks on these accounts.  Managing Agent may also use pooled bank accounts for the benefit of Owner and other Owners for whom the Managing Agent provides services, provided separate records and accountings of such funds are maintained.

(c)                                  To make contracts for and to supervise any repairs and/or alterations to the Managed Premises, including tenant improvements on reasonable commercial terms.

(d)                                 For Owner’s account and at its expense, to hire, supervise and discharge employees as required for the efficient operation and maintenance of the Managed Premises.

(e)                                  To obtain, at Owner’s expense, appropriate insurance for the Managed Premises protecting Owner and Managing Agent while acting on behalf of Owner against all normally insurable risks relating to the Managed Premises and complying with the requirements of Owner’s mortgagee, if any, and to cause the same to be provided and maintained by all tenants with respect to the Managed Premises to the extent required by the terms of such tenants’ leases.  Notwithstanding the foregoing, Owner may determine to purchase insurance directly for their own account.

(f)                                   To promptly notify the applicable Owner’s insurance carriers, as required by the applicable policies, of any casualty or injury to person or property at the Managed Premises, and complete customary reports in connection therewith.

(g)                                  To procure all supplies, other materials and services as may be necessary for the proper operation of the Managed Premises, at Owner’ expense.

(h)                                 To pay promptly from rental receipts, other income derived from the Managed Premises, or other monies made available by Owner for such purpose, all costs incurred in the operation of the Managed Premises which are expenses of Owner hereunder, including wages or other payments for services rendered, invoices for supplies or other items furnished in relation to the Managed Premises, and pay over forthwith the balance of such rental receipts, income and monies to Owner or as Owner shall from time to time direct.  In the event that the sum of the expenses to operate and the compensation due Managing Agent exceeds gross receipts in any month and no excess funds from prior months are available for payment of such excess, Owner shall pay promptly the amount of the deficiency thereof to Managing Agent upon receipt of statements therefor.

(i)                                     To keep Owner apprised of any material developments in the operation of the Managed Premises.

(j)                                    To establish reasonable rules and regulations for tenants of the Managed Premises.

(k)                                 On behalf of and in the name of Owner, to institute or defend, as the case may be, any and all legal actions or proceedings relating to the operation of the Managed Premises.

(l)                                     To maintain the books and records of Owner reflecting the management and operation of the Managed Premises, making available for reasonable inspection and examination by Owner or their representatives all books, records and other financial data relating to the Managed Premises at the place where the same are maintained.

(m)                             To prepare and deliver seasonably to tenants of the Managed Premises such statements of expenses or other information as shall be required on the landlord’s part to be delivered to such tenants for computation of rent, additional rent, or any other reason.

(n)                                 To aid, assist and cooperate with Owner in matters relating to taxes and assessments and insurance loss adjustments, notify Owner of any tax increase or special assessments relating to the Managed Premises and to enter into contracts for tax abatements services.

(o)                                 To provide such emergency services as may be required for the efficient management and operation of the Managed Premises on a twenty-four (24)-hour basis.

(p)                                 To enter into contracts on commercially reasonable terms for utilities (including, without limitation, water, fuel, electricity and telephone) and for building services (including, without limitation, cleaning of windows, common areas and tenant space, ash, rubbish and garbage hauling, snow plowing, landscaping, carpet cleaning and vermin extermination), and for other services as are appropriate to the Managed Premises.

(q)                                 To seek market terms for all items purchased or services contracted by it under this Agreement.

(r)                                    To take such action generally consistent with the provisions of this Agreement as Owner might with respect to the Managed Premises if personally present.

                                      Compensation.

(a)                                 In consideration of the services to be rendered by Managing Agent hereunder, Owner agrees to pay and Managing Agent agrees to accept as its compensation (i) a management fee (the “Fee”) equal to 12.5% of the gross collected rents actually received by Owner from the Managed Premises, such gross rents to include all fixed rents, percentage rents, additional rents, operating expense and tax escalations, and any other charges paid to Owner in connection with occupancy of the Managed Premises, but excluding any amounts collected from tenants to reimburse Owner for the cost of capital improvements or for expenses incurred in curing any tenant default or in enforcing any remedy against any tenant; and (ii) a construction supervision fee, the (Construction Supervision Fee) in connection with all interior and exterior construction renovation or repair activities at the Managed Premises, including, without limitation, all tenant and capital improvements in, on or about the Managed Premises, undertaken during the term of this Agreement, other than ordinary maintenance and repair, equal to five percent (5%) of the cost of such construction which shall include the costs of all related professional services and the cost of general conditions.

(b)                                 Unless otherwise agreed, the Fee shall be due and payable monthly, in arrears based on a reasonable annual estimate or budget with an annual reconciliation within thirty (30) days after the end of each calendar year.  The Construction Supervision Fee shall be due and payable periodically, as agreed by Managing Agent and Owner, based on actual costs incurred to date.

(c)                                  Notwithstanding anything herein to the contrary, Owner shall reimburse Managing Agent for reasonable travel expenses incurred when traveling to and from the Managed Premises while performing its duties in accordance with this Agreement; provided, however, that reasonable travel expenses shall not include expenses incurred for travel to and from the Managed Premises by personnel assigned to work exclusively at the Managed Premises.

(d)                                 Managing Agent shall be entitled to no other additional compensation, whether in the form of commission, bonus or the like for its services under this Agreement.  Except as otherwise specifically provided herein with respect to payment by Owner of legal fees, accounting fees, salaries, wages, fees and charges of parties hired by Managing Agent on behalf of Owner to perform operating and maintenance functions in the Managed Premises, and the like, if Managing Agent hires third parties to perform services required to be performed hereunder by Managing Agent without additional charge to Owner, Managing Agent shall (except to the extent the same are reasonably attributable to an emergency at the Managed Premises) be responsible for the charges of such third parties.

Term of Agreement. This Agreement shall continue in force and effect until January 31, 2023, and, on December 31 of each year after the effective date of this Agreement (each, an “Extension Date”), the term of this Agreement shall be automatically extended an additional year so that the term of this Agreement thereafter ends on the twentieth anniversary of such Extension Date.

Employees

We currently have one employee, our sole Officer and Director, Ding Jie Lin. Mr. Lin believes he has the flexibility to work on our business up to 40 hours per week, but is prepared to devote more time if necessary.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our Officers/or Directors and or employees.

ITEM 1A. RISK FACTORS

This item is inapplicable because we are a "smaller reporting company" as defined in Exchange Act Rule 12b-2. One can refer to the risk factors we have presented on our Form S-1/A filed on December 14, 2017.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This item is inapplicable because we are a "smaller reporting company" as defined in Exchange Act Rule 12b-2.

ITEM 2. PROPERTIES

We do not own any property. At this time we utilize the home office space of our sole Officer and Director Ding Jie Lin at no cost.

ITEM 3. LEGAL PROCEEDINGS

Majulah Investment, Inc. is not a party to any material pending legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information and issuance of unregistered securities

There exists no market for the trading of our common stock, par value $0.0001 per share (the "Common Stock"). While management believes that our Common Stock may be eligible in the future for a quotation on the Over the Counter Marketplace, there can be no assurance that any such quotation will ever be obtained. Moreover, in the event a quotation is obtained, there can be no guarantee that a liquid trading market in our Common Stock will ever develop.

Holders

As of February 28, 2018, there was 1 record holder of common stock.

During the month of May 2018, the Company sold 2,000,000 shares of common stock at $0.10 per share pursuant to the Company’s Registration Statement, deemed effective on December 27, 2017. The gross proceeds from the sale of stock totaled $200,000. As of June 25, 2018 we had 40 shareholders of record.

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any future earnings to reinvest back into its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plans

None.

Company repurchases of common stock during the year ended February 28, 2018

None.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to report this item on Form 10-K. Our audited financial statements for our fiscal year ended February 28, 2018 can be found herein on page F1-F10.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

As of February 28, 2018 our cash balance was $0 and we generated no revenue. There can be no assurance that our efforts to implement our business plan will be successful or that we will obtain significant revenues or profitability. If we are unable to fund our operations and or pay any expenses that we may owe or incur we may have to rely upon our sole officer and director, Ding Jie Lin for funding.

During the month of May 2018, the Company sold 2,000,000 shares of common stock at $0.10 per share pursuant to the Company’s Registration Statement, deemed effective on December 27, 2017. The gross proceeds from the sale of stock totaled $200,000. We intend to use these proceeds to further our business operations and pay expenses.

On October 6, 2017, we entered into an agreement , (“Agreement”) with JLA Holdings PTE. LTD., a Peoples of Republic of China corporation, see Exhibit 10.1 attached herein whereas we will be the Managing Agent and manage a property owned by JLA at Block 13A Yongtaiyuan, Haidian District, Beijing, China with a GFA of 4,974.25 square meters. The principal terms of the Agreement are as follows. As of February 28, 2018 we have not generated any profits from this agreement.

Plan of Operations

We had a net loss of $19,816 for the year ended February 28, 2018, primarily due to forgiveness of debt. Our net loss was $208,873 for the year ended February 28, 2017. The net loss was attributed to primarily debt we had incurred.

Through our property management services we seek to take the burden off current property owners to upkeep and manage their own properties by doing this for them in exchange for fees. We may also seek to take a percentage of revenue generated from such properties in cases in which the property owners may be collecting rent or other income from the property. Details as to our plan of operations are detailed herein on page 1.

 Liquidity and Capital Resources

As of February 28, 2018 the company held $0 in cash, and $0 in other assets. We have been relying on funds provided to us by our director to pay for our operating expenses. We generated $200,000 during the month of May from the sale of our stock that we plan to use to further our business operations and pay expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Majulah Investment, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets	F3

Statements of Operations and Comprehensive Income (Loss)	F4

Statements of Shareholders’ Equity (Deficit)	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-F10

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Majulah Investment, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Majulah Investment, Inc. (the Company) as of February 28, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the period from August 31, 2016 to February 28, 2017 and the year ended February 28, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for the period from August 31, 2016 to February 28, 2017, and the year ended February 28, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Managements plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, TX

June 25, 2018

- F2 -

Majulah Investment, Inc.

BALANCE SHEETS

(Audited)

	February 28, 2018	February 28, 2017

ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Loan from sole director	$62,713	$50,052
Accrued expenses	7,100	154,515
Total Current Liabilities	69,813	204,567
TOTAL LIABILITIES	69,813	204,567

Stockholders’ Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of February 28, 2018 and February 28, 2017)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of February 28, 2018 and February 28, 2017)	2,000	2,000
Additional paid-in capital	515	515
Accumulated deficit	(72,328)	(207,082)
Total Stockholders’ Deficit	(69,813)	(204,567)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements.

- F3 -

Majulah Investment, Inc.

Statements of Operations

(Audited)

	For the Year Ended February 28, 2018	For the Year Ended February 28, 2017
Operating Expenses

General and Administrative Expenses	15,246	207,082
Total Operating Expenses	15,246	207,082
Operating Loss	$(15,246)	$(207,082)
Other Expense
Imputed Interest	(4,570)	(1,791)
Net Loss	$(19,816)	$(208,873)
Basic and Diluted Loss Per Share	$(0.00)	$(0.01)
Weighted average number of common stock outstanding	20,000,000	20,000,000

The accompanying notes are an integral part of these audited financial statements.

- F4 -

MAJULAH INVESTMENT, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE PERIOD FROM AUGUST 31, 2016 (INCEPTION) THROUGH FEBRUARY 28, 2018

(Audited)

	Common Stock	Par Value Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

August 31, 2016 (Inception) -Shares issued for services rendered at $.0001 per share (par value)	20,000,000	$2,000	$-	$-	$2,000

Net loss	-	-	-	(208,873)	(208,873)

Imputed Interest	-	-	1,791		1,791
Contributed Capital	-	-	515	-	515
Balance February 28, 2017	20,000,000	$2,000	$2,306	$(208,873)	$(204,567)
Net loss	-	-	-	(19,816)	(19,816)
Loan forgiveness from related party	-	-	150,000	-	150,000
Imputed Interest	-	-	4,570	-	4,570
Balance February 28, 2018	20,000,000	$2,000	$156,876	$(228,689)	$(69,813)

The accompanying notes to financial statements are an integral part of these audited financial statements.

- F5 -

Majulah Investment, Inc.

Statements of Cash Flow

(Audited)

	Year Ended February 28, 2018	Year Ended February 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,816)	$(208,873)
Adjustment to reconcile net loss to net cash used in operating activities:
Imputed interest	4,570	1,791
Share based compensation	-	2,000
Changes in current assets and liabilities:
Accrued expenses	(2,585)	154,515
Net cash used in operating activities	(12,661)	(50,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	-	515
Loan from sole director	12,661	50,052
Net cash provided by financing activities	12,661	50,567

Net increase in cash	$-	$-
Cash at beginning of year	-	-
Cash at end of year	$-	$-
NON-CASH TRANSACTIONS
Loan forgiveness	150,000	-
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

 The accompanying notes to financial statements are an integral part of these audited financial statements.

- F6 -

MAJULAH INVESTMENT, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at February 28, 2018 and February 28, 2017 were $0.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at February 28, 2018 or 2017.

- F7 -

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of February 28, 2018 or 2017 and, thus, anti-dilution issues are not applicable.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

- Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

- Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

- Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2018 or 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

- F8 -

Share-Based Compensation

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The Company had no stock-based compensation plans as of February 28, 2018.

The Company’s stock based compensation for the years ended February 28, 2018 and February 28, 2017 was $0 and $2,000, respectively.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

- F9 -

Note 4 – Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of February 28, 2018, the Company has incurred a net loss of $19,816 which resulted in a net operating loss carryforward of $237,050 for income tax purposes. NOLs begin expiring in 2037. The loss results in a deferred tax asset of approximately $49,781 at the effective statutory rate of 21%. The deferred tax asset has been off-set by an equal valuation allowance.

Note 5 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of February 28, 2018 and 2017.

Note 6 – Shareholder’s Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding as of February 28, 2018 and February 28, 2017.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding as of February 28, 2018 and February 28, 2017.

The Company did not have any options or warrants outstanding as of February 28, 2018 and February 28, 2017.

Note 7 – Related-Party Transactions

On August 31, 2016, the Company issued 20,000,000 shares of restricted common stock with a par value of $.0001, to Ding Jie Lin, our President, CEO and CFO. The shares were issued in exchange for developing our business plan and the Company recorded $2,000 as stock compensation.

During the years ended February 28, 2017 and 2018, our sole officer and director, Mr. Ding Jie Lin, paid $12,661 and $50,052 in expenses, primarily professional fees, on behalf of the Company. These payments are considered loans to the Company. They are noninterest-bearing and are payable on demand. Total amount due as of February 28, 2018 and 2017 is $62,713 and $50,052, respectively.

At this time we utilize the home office space of our sole Officer and Director Ding Jie Lin at no cost.

Note 8 – Subsequent Events

Subsequent to our fiscal year end, we had professional fees paid by our CEO, totaling $7,100, made on behalf of the Company.

During the month of May 2018, the Company sold 2,000,000 shares of common stock at $0.10 per share pursuant to the Company’s Registration Statement, deemed effective on December 27, 2017. The gross proceeds from the sale of stock totaled $200,000.

- F10 -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Previous independent registered public accounting firm

(i) On May 14, 2018, Majulah Investment, Inc., (the Company) dismissed its independent registered public accounting firm, MaloneBailey, LLP.

(ii) The report of MaloneBailey, LLP on the Company's financial statements as of and for the fiscal year ended February 28, 2017 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company ability to continue as a going concern.

(iii) The Company's Board of Directors participated in and approved the decision to change independent registered public accounting firms.

(iv) During the fiscal year ended February 28, 2018 and through May 14, 2018, there have been no disagreements with MaloneBailey, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of MaloneBailey, LLP would have caused them to make reference thereto in connection with their report on the financial statements for such years except to communicate material weaknesses to management.

(v) The Company requested that MaloneBailey, LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements.  A copy of the letter provided by MaloneBailey, LLP is filed as Exhibit 16.1 to the Form 8-K filed on May 18, 2018.

(b) New independent registered public accounting firm

(i) On May 14, 2018, the Company engaged M&K CPAS, PLLC, (“M&K”) as its new independent registered public accounting firm.  During the two most recent fiscal years and through May 14, 2018, the Company had not consulted with M&K regarding any of the following:

(ii) The application of accounting principles to a specific transaction, either completed or proposed;

(iii) The type of audit opinion that might be rendered on the Company’s financial statements, and none of the following was provided to the Company:  (a) a written report, or (b) oral advice that M&K concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue; or

(iv) Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our sole officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 28, 2018.

Management’s Annual Report on Internal Control over Financial Reporting

As of February 28, 2018, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and the principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

· Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

· Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

· Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Ding Jie Lin, our President and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, Mr. Lin concluded that, as of February 28, 2018, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes; (iv) The Company has no formal control process related to the identification and approval of related party transactions.

. The aforementioned material weaknesses were identified by our President and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, in connection with the review of our financial statements as of February 28, 2018.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended February 28, 2018 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sole member of the Board of Directors of Majulah Investment, Inc. serves until the next annual meeting of stockholders, or until her successors has been elected. The officers serve at the pleasure of the Board of Directors. The following table is inclusive of all of current officers and director of Majulah Investment, Inc.

Biographical information regarding our sole Officer and Director is below:

Majulah Investment, Inc.

NAME	AGE	POSITION
Ding Jie Lin	62	President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Director

Ding Jie Lin, Age 62 President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Director

Background of Mr. Ding Jie Lin

Ding Jie Lin serves as our sole Officer and Director. Mr. Lin was born in Indonesia and graduated with a BS in Economics & Finance from the University of Jakarta, a private university located in Jakarta, Indonesia. Mr. Lin began his career in the retail, manufacturing, trade and real estate development industries by working with and for his family’s Companies that they had founded. Over the next decade, he evolved into a veteran of real estate financing, development and investment. In 2005 he founded Global Fund Investment (UK) Limited, a private real estate investment vehicle, which focuses on operating and investing in real estate properties across Southeast Asia, notably Indonesia, Thailand, Malaysia, China and Hong Kong. Since 2005, he has led, managed and acquired projects and investments of various magnitudes across the Far East and Africa. Mr. Lin has over 15 years of experience in the field of real estate mergers & acquisitions, investment and building management.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Majulah Investment, Inc. does not have either an Audit Committee or a financial expert on the Board of Directors. The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs  associated  with  identifying and retaining anindividual  who  would  qualify  as  an audit committee financial  expert,  the limited scope of our operations and the  relative  simplicity  of our financial statements and accounting procedures.

Involvement in Certain Legal Proceedings

Our sole officer and director has not been involved in or a party in any of the following events or actions during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. Our sole director evaluated the business of the Company and determined that since the business is operated by a small number of persons (one), general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or directors expand in the future, we may take actions to adopt a formal Code of Ethics..

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Director(s) believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Director(s) will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Director(s) may do so by directing a written request addressed to our Chief Executive Officer, Ding Jie Lin, at the address appearing on the first page of this Annual Report.

Section 16(a)  Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  Majulah Investment, Inc.'s  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish Majulah Investment, Inc. with copies of all Section 16(a) forms they file.  During the year ended February 28, 2018, Majulah Investment, Inc. believes that all such persons failed to file the reports required by Section 16(a) of the Exchange Act, including Forms 3, 4 and 5. Based on representations submitted by such people, Majulah Investment, Inc. does not believe that such individuals purchased or sold any Majulah Investment, Inc. Common Stock during 2018.

Procedure for Nominating Directors

In 2017, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table:

Name and principal position	Fiscal Year Ended February 28th	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ding Jie Lin, (1) Chief Executive Officer, President, Director	2017	0	0	2,000 (2)	0	0	0	0	2,000
Ding Jie Lin, (1) Chief Executive Officer, President, Director	2018	0	0	0	0	0	0	0	0

(1) On August 31, 2016, Ding Jie Lin was appointed President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Director of the Company.

(2) On August 31, 2016, the Company issued 20,000,000 shares of restricted common stock with a par value of $.0001, to Ding Jie Lin, our President, CEO and CFO. The shares valued at $2,000 were issued in exchange for developing our business plan.

Compensation of Directors

The table above summarizes all compensation of our directors as of our fiscal year end.

Option/SAR Grants in Last Fiscal Year

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Equity Compensation Plan Information

Not applicable.

Employment Agreements

None.

Compensation Discussion and Analysis

Director Compensation

The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of February 28, 2018, the Company had 20,000,000 shares of common stock issued and outstanding.

*The below table is as of February 28, 2018.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Ding Jie Lin, Sole Officer and Director 1180 Avenue Of The Americas, 8th Floor, New York, NY 10036	20,000,000	100.00%	100.00%

As of June 13, 2018, the Company had 22,000,000 shares of common stock issued and outstanding.

*The below table is as of June 25, 2018.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Ding Jie Lin, Sole Officer and Director 1180 Avenue Of The Americas, 8th Floor, New York, NY 10036	20,000,000	99.01%	99.01%

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 31, 2016, the Company issued 20,000,000 shares of restricted common stock with a par value of $.0001, to Ding Jie Lin, our President, CEO and CFO. The shares were issued in exchange for developing our business plan and the Company recorded $2,000 as stock compensation.

During the years ended February 28, 2017 and 2018, our sole officer and director, Mr. Ding Jie Lin, paid $12,661 and $50,052 in expenses, primarily professional fees, on behalf of the Company. These payments are considered loans to the Company. They are noninterest-bearing and are payable on demand. Total amount due as of February 28, 2018 is $62,713.

At this time we utilize the home office space of our sole Officer and Director Ding Jie Lin at no cost.

Director Independence

Currently, the Company does not have any independent directors. Since the Company’s Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Listing Rule 5605(a)(2), an "independent director" is a "person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director."

We do not currently have a separately designated audit, nominating or compensation committee.  However, we do intend to comply with the independent director and committee composition requirements in the future.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Below is the aggregate amount of fees billed for professional services rendered by our principal auditors from inception through the year end.

	August 28, 2016 (Inception) through February 28, 2017	March 1, 2017 through February 28, 2018

Audit fees - MaloneBailey, LLP	$4,500	$0
Audit related fees - MaloneBailey, LLP	-	-
Tax fees - MaloneBailey, LLP	-	-
All other fees - Malone Bailey, LLP	$2,500	-

Audit fees - M&K CPAS, PLLC	$0	$5,000
Audit related fees - M&K CPAS, PLLC	-	-
Tax fees - M&K CPAS, PLLC	-	-
All other fees - M&K CPAS, PLLC	-	-
Total	$7,000	$5,000

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1/A, as filed with the SEC on December 14, 2017, and incorporated herein by this reference.

(2) Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

(3) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Majulah Investment, Inc.

(Registrant)

By: /s/ Ding Jie Lin

Ding Jie Lin, Chief Executive Officer

Dated: June 25, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ding Jie Lin

Ding Jie Lin, Chief Executive Officer

Dated: June 25, 2018

By: /s/ Ding Jie Lin

Ding Jie Lin, Chief Financial Officer

Dated: June 25, 2018