Form 10-K/A
period 2018-02-28
Majulah Investment, Inc.
filed 2018-06-29
CIK 1702916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2018

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-218806

Majulah Investment, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-1011432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1180 Avenue of Americas, 8th Floor, New York, NY
10036
(Address of Principal Executive Offices)	(Zip Code)

(Former name, former address and former fiscal year, if changed since last report)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class: Common Stock, $0.0001

Name of each exchange on which registered: N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

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

[ ] Yes  [X ] No

At August 31, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0.

At August 31, 2017,  there was 20,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K Annual Report (the "Amendment") amends the Form 10-K Annual Report of Majulah Investment, Inc. (the "Company") for the fiscal year ended February 28, 2018 originally filed with the U.S. Securities and Exchange Commission on June 26, 2018, (the "Original Form 10-K"). The sole purpose of this Amendment is to furnish the interactive data files that comprise Exhibit 101. The Amendment includes the exhibit index in Part IV, Item 15 of the Original Form 10-K and includes files relevant to Exhibit 101 that were excluded in the Original Form 10-K.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Form 10-K in any way. Those sections of the Original Form 10-K that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Form 10-K. Furthermore, the Amendment does not reflect events occurring after the dates of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K.

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Schema

101.CAL - XBRL Taxonomy Calculation Linkbase

101.DEF - XBRL Taxonomy Definition Linkbase

101.LAB - XBRL Taxonomy Label Linkbase

101.PRE - XBRL Taxonomy Presentation Linkbase

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our company are listed in Part II, Item 8 in the Original Form 10-K filed on June 26, 2018.

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto filed in the Original Form 10-K filed on June 26, 2018.

(b) Exhibits required by Item 601 of Regulation S-K.

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

Majulah Investment, Inc.

(Registrant)

By: /s/ Ding Jie Lin

Ding Jie Lin, director, principal executive officer, principal financial officer, principal accounting officer

Dated: June 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ding Jie Lin

Ding Jie Lin, director, principal executive officer, principal financial officer, principal accounting officer

Dated: June 29, 2018